Form 10-Q
period 2025-09-30
Grayscale Bitcoin Mini Trust ETF
filed 2025-11-05
CIK 2015034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Shares of the registrant outstanding as of October 31, 2025: 108,969,963

Grayscale® Bitcoin MINI Trust ETF

Table of Contents

		Page
	Forward-Looking Statements	3

	Industry and Market Data	3

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Statements of Assets and Liabilities at September 30, 2025 and December 31, 2024	4

	Schedules of Investment at September 30, 2025 and December 31, 2024	5

	Statements of Operations for the Three and Nine Months Ended September 30, 2025 and the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	6

	Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2025 and the Period from April 29, 2024 (Date of Seeding) to September 30, 2024	7

	Statements of Cash Flows for the Nine Months Ended September 30, 2025 and the Period from April 29, 2024 (Date of Seeding) to September 30, 2024	8

	Notes to the Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

GLOSSARY OF DEFINED TERMS		32

SIGNATURES		38

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 32.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets:
Investment in Bitcoin, at fair value (cost $3,780,471 and $2,660,957 as of September 30, 2025 and December 31, 2024, respectively)	$5,461,121	$3,550,034
Total assets	$5,461,121	$3,550,034
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$5,461,121	$3,550,034
Shares issued and outstanding, no par value (unlimited Shares authorized)	107,829,963	85,769,963
Principal Market NAV per Share	$50.65	$41.39

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN MINI TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

September 30, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	47,736.24179635	$3,780,471	$5,461,121	100%
Total Investment		$3,780,471	$5,461,121	100%
Net assets			$5,461,121	100%

December 31, 2024
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	38,012.91129948	$2,660,957	$3,550,034	100%
Total Investment		$2,660,957	$3,550,034	100%
Net assets			$3,550,034	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,996	491	4,971	491
Net investment loss	(1,996)	(491)	(4,971)	(491)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in Bitcoin sold to pay expenses	632	(35)	1,316	(35)
Net realized gain (loss) on investment in Bitcoin sold for redemption of Shares	23,361	(3,289)	67,282	(3,289)
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	263,511	(31,309)	791,573	(31,309)
Net realized and unrealized gain (loss) on investment	287,504	(34,633)	860,171	(34,633)
Net increase (decrease) in net assets resulting from operations	$285,508	$(35,124)	$855,200	$(35,124)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 29, 2024 (Date of Seeding) to September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(1,996)	$(491)	$(4,971)	$(491)
Net realized gain (loss) on investment in Bitcoin sold to pay expenses	632	(35)	1,316	(35)
Net realized gain (loss) on investment in Bitcoin sold for redemption of Shares	23,361	(3,289)	67,282	(3,289)
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	263,511	(31,309)	791,573	(31,309)
Net increase (decrease) in net assets resulting from operations	285,508	(35,124)	855,200	(35,124)
Increase in net assets from capital share transactions:
Shares issued	506,928	443,672	1,384,510	443,772
Shares issued from Initial Distribution(1)	-	1,756,821	-	1,756,821
Shares redeemed	(75,221)	(23,383)	(328,623)	(23,383)
Net increase in net assets resulting from capital share transactions	431,707	2,177,110	1,055,887	2,177,210
Total increase in net assets from operations and capital share transactions	717,215	2,141,986	1,911,087	2,142,086
Net assets:
Beginning of period	4,743,906	100	3,550,034	-
End of period	$5,461,121	$2,142,086	$5,461,121	$2,142,086
Change in Shares outstanding:(2)
Shares outstanding at beginning of period	99,409,963	2,000	85,769,963	-
Shares issued	9,920,000	16,318,000	30,000,000	16,320,000
Shares issued from Initial Distribution(1)	-	60,738,020	-	60,738,020
Shares redeemed	(1,500,000)	(930,000)	(7,940,000)	(930,000)
Net increase in Shares	8,420,000	76,126,020	22,060,000	76,128,020
Shares outstanding at end of period	107,829,963	76,128,020	107,829,963	76,128,020

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

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30, 2025	For the Period from April 29, 2024 (Date of Seeding) to September 30, 2024
Cash used in operating activities
Net increase (decrease) in net assets resulting from operations	$855,200	$(35,124)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of Bitcoin(1)	$(1,385,293)	$(443,672)
Proceeds from Bitcoin sold to pay redemptions(1)	333,432	23,283
Proceeds from Bitcoin sold to pay expenses	4,971	491
Net realized (gain) loss	(68,598)	3,324
Net change in unrealized (appreciation) depreciation on investment in Bitcoin	(791,573)	31,309
Change in operating assets and liabilities:
Sponsor’s Fee payable	-	-
Net cash used in operating activities	$(1,051,861)	$(420,389)

Cash provided by financing activities:
Proceeds from issuance of capital shares(1)(2)	$1,385,293	$443,772
Payments for capital shares redeemed(1)(2)	(333,432)	(23,383)
Net cash provided by financing activities	$1,051,861	$420,389

Cash:
Net increase in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Bitcoin to pay for Sponsor’s Fee	$4,971	$491
Supplemental disclosure of noncash financing activities
Transfer of Bitcoin from Initial Distribution(3)	$-	$1,756,821
(1)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.
(2)
Includes $100,000 seed investment from Grayscale Investments, LLC (“GSI”), as discussed in Note 1.
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

GSI was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

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

The Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase

Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, on August 8, 2025, the Sponsor and Anchorage Digital Bank N.A. (“Anchorage Digital”), a national trust bank chartered by the Office of the Comptroller of the Currency, entered into a custodial services agreement (the “Master Custody Service Agreement”). On September 25, 2025, the Sponsor and Anchorage Digital entered into a certain Second Amendment to Master Custody Service Agreement (the “Second Amendment”), which provides that the Trust is added as a party to a certain Master Custody Service Agreement, dated as of August 8, 2025 (and together with the Second Amendment, the “Anchorage Digital Custodian Agreement”). Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Bitcoin holdings.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2024 included in our Annual Report.

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

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Bitcoin for Share creations and the delivery of Bitcoin for Share redemptions, or for payment of expenses in Bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Bitcoin.

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

	Amount at Fair Value	Fair Value Measurement Using
(Amounts in thousands)		Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in Bitcoin	$5,461,121	$5,461,121	$-	$-
December 31, 2024
Assets
Investment in Bitcoin	$3,550,034	$3,550,034	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and December 31, 2024, the Trust held 47,736.24179635 and 38,012.91129948 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $114,401.99 on September 30, 2025, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com). The Trust determined the fair value per Bitcoin to be $93,390.22 on December 31, 2024, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at July 31, 2024 (the Commencement of the Trust’s Operations)	-	$-
Bitcoin contributed	16,606.04896843	1,275,420
Bitcoin contributed from Initial Distribution(1)	26,935.83753443	1,756,821
Bitcoin redeemed	(5,507.21831323)	(460,574)
Bitcoin distributed for Sponsor’s Fee, related party	(21.75689015)	(1,637)
Net change in unrealized appreciation on investment in Bitcoin	-	889,077
Net realized gain on investment in Bitcoin sold to pay expenses	-	204
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	90,723
Balance at December 31, 2024	38,012.91129948	$3,550,034
Bitcoin contributed	13,289.25478462	1,384,510
Bitcoin redeemed	(3,517.53594793)	(328,623)
Bitcoin distributed for Sponsor’s Fee, related party	(48.38833982)	(4,971)
Net change in unrealized appreciation on investment in Bitcoin	-	791,573
Net realized gain on investment in Bitcoin sold to pay expenses	-	1,316
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	67,282
Balance at September 30, 2025	47,736.24179635	$5,461,121
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

5. Creations and Redemptions of Shares

At September 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0004 of one Bitcoin at both September 30, 2025 and December 31, 2024.

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

	Three Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	9,920,000	16,318,000	30,000,000	16,318,000
Shares issued from Initial Distribution(2)	-	60,738,020	-	60,738,020
Shares redeemed	(1,500,000)	(928,000)	(7,940,000)	(928,000)
Net Change in Number of Shares Issued and Redeemed	8,420,000	76,128,020	22,060,000	76,128,020

(Amounts in thousands)	Three Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$506,928	$443,672	$1,384,510	$443,672
Shares issued from Initial Distribution(2)	-	1,756,821	-	1,756,821
Shares redeemed	(75,221)	(23,283)	(328,623)	(23,283)
Net Change in Value of Shares Issued and Redeemed	$431,707	$2,177,210	$1,055,887	$2,177,210
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

	As of September 30,
(Amounts in thousands)	2025	2024
Bitcoin receivable	$-

Bitcoin payable represents the value of Bitcoin covered by contractually binding orders for the redemption of Shares where the Bitcoin has not yet been transferred out of the Trust’s account. Generally, ownership of the Bitcoin is transferred within no more than two business days of the trade date.

	As of September 30,
(Amounts in thousands)	2025	2024
Bitcoin payable	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2025 and December 31, 2024, 3,730 and 30,621 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2025, or the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024.

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

For the three months ended September 30, 2025 and the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024, the Trust incurred Sponsor’s Fees of $1,996,516 and $491,371, respectively. For the nine months ended September 30, 2025 and the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024, the Trust incurred Sponsor’s Fees of $4,971,983 and $491,371, respectively. As of September 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2025 and the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024(1)	Nine Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024(1)
Per Share Data:
Principal Market NAV, beginning of period	$47.72	$28.92	$41.39	$28.92
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.02)	-	(0.05)	-
Net realized and unrealized gain (loss)	2.95	(0.78)	9.31	(0.78)
Net increase (decrease) in net assets resulting from operations	2.93	(0.78)	9.26	(0.78)
Principal Market NAV, end of period	$50.65	$28.14	$50.65	$28.14
Total return	6.14%	-2.70%	22.37%	-2.70%
Ratios to average net assets:
Net investment loss	-0.15%	-0.15%	-0.15%	-0.15%
Expenses	-0.15%	-0.15%	-0.15%	-0.15%
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

11. Subsequent Events

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on October 31, 2025, the fair value of Bitcoin determined in accordance with the Trust’s accounting policy was $109,777.00 per Bitcoin.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2025 and the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Net realized and unrealized gain (loss) on investment in Bitcoin	$287,504	$(34,633)	$860,171	$(34,633)
Net increase (decrease) in net assets resulting from operations	$285,508	$(35,124)	$855,200	$(35,124)
Net assets(1)	$5,461,121	$2,142,086	$5,461,121	$2,142,086
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Bitcoin for the three months ended September 30, 2025 was $287,504, which includes a realized gain of $632 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $23,361 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of $263,511. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $107,753.95 per Bitcoin as of June 30, 2025, to $114,401.99 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $285,508 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $1,996. Net assets increased to $5,461,121 at September 30, 2025, a 15% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 4,393 Bitcoin with a value of $506,928 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 665 Bitcoin with a value of $75,221 from the Trust, and the withdrawal of approximately 17 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Bitcoin for the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024 was ($34,633), which includes a realized loss of ($35) on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized loss of ($3,289) on the sale of Bitcoin to meet redemptions, and net change in unrealized depreciation on investment in Bitcoin of ($31,309). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $65,222.44 per Bitcoin as of from July 31, 2024 (the commencement of the Trust’s operations), to $63,464.76 per Bitcoin as of September 30, 2024. Net decrease in net assets resulting from operations was ($35,124) for the period from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $491. Net assets increased to $2,142,086 at September 30, 2024. The increase in net assets resulted from the contribution of approximately 7,236 Bitcoin with a value of $443,672 to the Trust in connection with Share creations during the period and the contribution of approximately 26,936 Bitcoin with a value of $1,756,821 to the Trust in connection with the Initial Distribution from Grayscale Bitcoin Trust ETF, partially offset by the aforementioned Bitcoin price depreciation, the redemption of approximately 412 Bitcoin with a value of $23,283 from the Trust, and the withdrawal of approximately 8 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Bitcoin for the nine months ended September 30, 2025 was $860,171, which includes a realized gain of $1,316 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $67,282 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation on investment in Bitcoin of $791,573. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $114,401.99 per Bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $855,200 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $4,971. Net assets increased to $5,461,121 at September 30, 2025, a 54% increase for the nine-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 13,289 Bitcoin with a value of $1,384,510 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 3,518 Bitcoin with a value of $328,623 from the Trust, and the withdrawal of approximately 48 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30, 2025		For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025		For the Period from July 31, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
	(All Bitcoin balances are rounded to the nearest whole Bitcoin)
Bitcoin:
Opening balance	44,025		-	38,013		-
Creations	4,393		7,236	13,289		7,236
Creation from Initial Distribution(1)	-		26,936	-		26,936
Redemptions	(665)		(412)	(3,518)		(412)
Sponsor’s Fee, related party	(17)		(8)	(48)		(8)
Closing balance	47,736		33,752	47,736		33,752
Accrued but unpaid Sponsor’s Fee, related party	-		-	-		-
Net closing balance	47,736		33,752	47,736		33,752
Number of Shares:(2)
Opening balance	99,409,963	-	-	85,769,963	-	-
Creations	9,920,000	-	16,318,000	30,000,000	-	16,318,000
Creation from Initial Distribution(1)	-		60,738,020	-		60,738,020
Redemptions	(1,500,000)	-	(928,000)	(7,940,000)	-	(928,000)
Closing balance	107,829,963		76,128,020	107,829,963		76,128,020

	As of September 30,
	2025	2024
Price of Bitcoin on principal market(3)	$114,401.99	$63,464.76
Principal Market NAV per Share(2)(4)	$50.65	$28.14
Index Price(5)	$114,399.57	$63,430.51
NAV per Share(2)(5)	$50.64	$28.12

(1)
Represents the impact of the Initial Distribution of 26,935.83753443 Bitcoin with a value of approximately $1,756.8 million from Grayscale Bitcoin Trust ETF, completed on July 31, 2024, as discussed in Note 4 of the notes to the financial statements.
(2)
Share and per Share amounts have been retroactively adjusted to reflect the 1-for-5 Reverse Share Split of the Trust’s issued and outstanding Shares completed on November 19, 2024.
(3)
The Trust performed an assessment of the principal market at September 30, 2025, and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at September 30, 2024 and identified the principal market as Coinbase.
(4)
As of September 30, 2025, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of September 30, 2024, the Principal Market NAV per Share was calculated using the fair value of Bitcoin based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(5)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025 were Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital, Crypto.com, Bullish, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Bitstamp, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Bitcoin and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of September 30, 2025, the Trust had a net closing balance of 47,736.24179635 Bitcoin with a value of $5,461,005,535, based on the Index Price of $114,399.57 on September 30, 2025 (non-GAAP methodology). As of September 30, 2025, the total market value of the Trust’s Bitcoin was $5,461,121,057, based on the price of one Bitcoin in the principal market (Crypto.com) of $114,401.99 on September 30, 2025.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Aug-25
Sep-25
1/1000 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025. During such period, the Index Price has ranged from $53,461.36 to $122,807.61, with the straight average being $92,046.45 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024	$60,218.06	$65,972.56	9/29/2024	$53,461.36	8/5/2024	$63,430.51	$63,430.51
Twelve months ended September 30, 2025	$97,452.92	$122,807.61	8/13/2025	$59,666.17	10/10/2024	$114,399.57	$114,399.57
July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025	$92,046.45	$122,807.61	8/13/2025	$53,461.36	8/5/2024	$114,399.57	$114,399.57

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025. During such period, the price of Bitcoin has ranged from $53,469.64 to $122,824.79, with the straight average being $92,049.35 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2024	$60,216.01	$65,967.93	9/29/2024	$53,469.64	8/5/2024	$63,464.76	$63,464.76
Twelve months ended September 30, 2025	$97,456.66	$122,824.79	8/13/2025	$59,670.00	10/10/2024	$114,401.99	$114,401.99
July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025	$92,049.35	$122,824.79	8/13/2025	$53,469.64	8/5/2024	$114,401.99	$114,401.99

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025 and the Trust’s NAV per Share from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025.

BTC Premium/(Discount): BTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025 divided by the Trust’s NAV per Share from July 31, 2024 (the commencement of the Trust’s operations) to September 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as amended and supplemented from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 150 Baskets (1,500,000 Shares) during the three months ended September 30, 2025:

Period	Total Number of Shares of BTC Redeemed	Average Price Paid per Share of BTC(1)

July 1, 2025 - July 31, 2025	-	$-
August 1, 2025 - August 31, 2025	820,000	50.14
September 1, 2025 - September 30, 2025	680,000	48.43
Total	1,500,000	$49.36
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
10.1

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A.
(incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on September 26, 2025).

10.2

Second Amendment to Master Custody Service Agreement, dated September 25, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on September 26, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of Digital Currency Group, Inc.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

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

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

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

Date: November 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.