Form 10-Q
period 2026-06-30
Grayscale Bitcoin Mini Trust ETF
filed 2026-08-04
CIK 2015034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 133,199,963

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 25.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in Bitcoin, at fair value (cost $4,292,046 and $3,916,367 as of June 30, 2026 and December 31, 2025, respectively)	$3,188,712	$4,243,952
Total assets	$3,188,712	$4,243,952
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$3,188,712	$4,243,952
Shares issued and outstanding, no par value (unlimited Shares authorized)	122,749,963	109,539,963
Principal Market NAV per Share	$25.98	$38.74

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN MINI TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin and percentages)

June 30, 2026
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	54,280.40050138	$4,292,046	$3,188,712	100%
Total Investment		$4,292,046	$3,188,712	100%
Net assets			$3,188,712	100%

December 31, 2025
	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	48,474.93659149	$3,916,367	$4,243,952	100%
Total Investment		$3,916,367	$4,243,952	100%
Net assets			$4,243,952	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,419	1,577	2,826	2,975
Net investment loss	(1,419)	(1,577)	(2,826)	(2,975)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in Bitcoin sold to pay expenses	(159)	382	(234)	684
Net realized (loss) gain on investment in Bitcoin sold for redemption of Shares	(20,193)	10,187	(35,516)	43,921
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(474,859)	1,052,812	(1,430,919)	528,062
Net realized and unrealized (loss) gain on investment	(495,211)	1,063,381	(1,466,669)	572,667
Net (decrease) increase in net assets resulting from operations	$(496,630)	$1,061,804	$(1,469,495)	$569,692

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN MINI TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment loss	$(1,419)	$(1,577)	$(2,826)	$(2,975)
Net realized (loss) gain on investment in Bitcoin sold to pay expenses	(159)	382	(234)	684
Net realized (loss) gain on investment in Bitcoin sold for redemption of Shares	(20,193)	10,187	(35,516)	43,921
Net change in unrealized appreciation/depreciation on investment in Bitcoin	(474,859)	1,052,812	(1,430,919)	528,062
Net (decrease) increase in net assets resulting from operations	(496,630)	1,061,804	(1,469,495)	569,692
Increase in net assets from capital share transactions:
Shares issued	283,414	376,602	724,711	877,581
Shares redeemed	(101,777)	(41,310)	(310,456)	(253,401)
Net increase in net assets resulting from capital share transactions	181,637	335,292	414,255	624,180
Total (decrease) increase in net assets from operations and capital share transactions	(314,993)	1,397,096	(1,055,240)	1,193,872
Net assets:
Beginning of period	3,503,705	3,346,810	4,243,952	3,550,034
End of period	$3,188,712	$4,743,906	$3,188,712	$4,743,906
Change in Shares outstanding:
Shares outstanding at beginning of period	116,809,963	91,629,963	109,539,963	85,769,963
Shares issued	9,410,000	8,720,000	22,950,000	20,080,000
Shares redeemed	(3,470,000)	(940,000)	(9,740,000)	(6,440,000)
Net increase in Shares	5,940,000	7,780,000	13,210,000	13,640,000
Shares outstanding at end of period	122,749,963	99,409,963	122,749,963	99,409,963

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

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on July 30, 2024 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “BTC” on July 31, 2024.

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

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Bitcoin which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Bitcoin held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust. Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital provides services related to custody and safekeeping of the Trust’s Bitcoin holdings.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

	Amount at Fair Value	Fair Value Measurement Using
(Amounts in thousands)		Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in Bitcoin	$3,188,712	$3,188,712	$-	$-
December 31, 2025
Assets
Investment in Bitcoin	$4,243,952	$4,243,952	$-	$-

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

3. Fair Value of Bitcoin

Bitcoin is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 54,280.40050138 and 48,474.93659149 Bitcoin, respectively.

The Trust determined the fair value per Bitcoin to be $58,745.18 and $87,549.41 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Bitcoin and the respective fair value:

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2024	38,012.91129948	$3,550,034
Bitcoin contributed	8,896.76657772	877,581
Bitcoin redeemed	(2,853.39293888)	(253,401)
Bitcoin distributed for Sponsor’s Fee, related party	(30.92929400)	(2,975)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	528,062
Net realized gain on investment in Bitcoin sold to pay expenses	-	684
Net realized gain on investment in Bitcoin sold for redemption of Shares	-	43,921
Balance at June 30, 2025	44,025.35564432	$4,743,906

(Amounts in thousands, except Bitcoin amounts)	Quantity	Fair Value
Balance at December 31, 2025	48,474.93659149	$4,243,952
Bitcoin contributed	10,152.62533765	724,711
Bitcoin redeemed	(4,308.88880514)	(310,456)
Bitcoin distributed for Sponsor’s Fee, related party	(38.27262262)	(2,826)
Net change in unrealized appreciation/depreciation on investment in Bitcoin	-	(1,430,919)
Net realized loss on investment in Bitcoin sold to pay expenses	-	(234)
Net realized loss on investment in Bitcoin sold for redemption of Shares	-	(35,516)
Balance at June 30, 2026	54,280.40050138	$3,188,712

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Bitcoin to the Trust or the distribution of Bitcoin by the Trust. The amount of Bitcoin required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Bitcoin owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Bitcoin representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0004 of one Bitcoin at both June 30, 2026 and December 31, 2025.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders,” in accordance with the agreements with Authorized Participants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	9,410,000	8,720,000	22,950,000	20,080,000
Shares redeemed	(3,470,000)	(940,000)	(9,740,000)	(6,440,000)
Net Change in Number of Shares Issued and Redeemed	5,940,000	7,780,000	13,210,000	13,640,000

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$283,414	$376,602	$724,711	$877,581
Shares redeemed	(101,777)	(41,310)	(310,456)	(253,401)
Net Change in Value of Shares Issued and Redeemed	$181,637	$335,292	$414,255	$624,180

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 2,558 and 4,175 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Bitcoin, daily in arrears. The amount of Bitcoin payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Bitcoin used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Bitcoin is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $1,418,526 and $1,577,336, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $2,825,776 and $2,975,467, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$29.99	$36.53	$38.74	$41.39
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.01)	(0.02)	(0.02)	(0.03)
Net realized and unrealized (loss) gain	(4.00)	11.21	(12.74)	6.36
Net (decrease) increase in net assets resulting from operations	(4.01)	11.19	(12.76)	6.33
Principal Market NAV, end of period	$25.98	$47.72	$25.98	$47.72
Total return	-13.37%	30.65%	-32.94%	15.29%
Ratios to average net assets:
Net investment loss	-0.15%	-0.15%	-0.15%	-0.15%
Expenses	-0.15%	-0.15%	-0.15%	-0.15%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Bitcoin and price of Bitcoin amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in Bitcoin	$(495,211)	$1,063,381	$(1,466,669)	$572,667
Net (decrease) increase in net assets resulting from operations	$(496,630)	$1,061,804	$(1,469,495)	$569,692
Net assets(1)	$3,188,712	$4,743,906	$3,188,712	$4,743,906
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Bitcoin on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Bitcoin for the three months ended June 30, 2026 was ($495,211), which includes a realized loss of ($159) on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized loss of ($20,193) on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($474,859). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $67,805.29 per Bitcoin as of March 31, 2026, to $58,745.18 per Bitcoin as of June 30, 2026. Net decrease in net assets resulting from operations was ($496,630) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $1,419. Net assets decreased to $3,188,712 at June 30, 2026, a 9% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the redemption of approximately 1,535 Bitcoin with a value of $101,777 from the Trust, and the withdrawal of approximately 20 Bitcoin to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 4,162 Bitcoin with a value of $283,414 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the three months ended June 30, 2025 was $1,063,381, which includes a realized gain of $382 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $10,187 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of $1,052,812. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $82,443.85 per Bitcoin as of March 31, 2025, to $107,753.95 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $1,061,804 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $1,577. Net assets increased to $4,743,906 at June 30, 2025, a 42% increase for the three-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation, the contribution of approximately 3,863 Bitcoin with a value of $376,602 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 416 Bitcoin with a value of $41,310 from the Trust, and the withdrawal of approximately 16 Bitcoin to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Bitcoin for the six months ended June 30, 2026 was ($1,466,669), which includes a realized loss of ($234) on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized loss of ($35,516) on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of ($1,430,919). Net realized and unrealized loss on investment in Bitcoin for the period was driven by Bitcoin price depreciation from $87,549.41 per Bitcoin as of December 31, 2025, to $58,745.18 per Bitcoin as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,469,495) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Bitcoin, plus the Sponsor’s Fee of $2,826. Net assets decreased to $3,188,712 at June 30, 2026, a 25% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Bitcoin price depreciation, the redemption of approximately 4,309 Bitcoin with a value of $310,456 from the Trust, and the withdrawal of approximately 38 Bitcoin to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 10,153 Bitcoin with a value of $724,711 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Bitcoin for the six months ended June 30, 2025 was $572,667, which includes a realized gain of $684 on the transfer of Bitcoin to pay the Sponsor’s Fee, a realized gain of $43,921 on the sale of Bitcoin to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Bitcoin of $528,062. Net realized and unrealized gain on investment in Bitcoin for the period was driven by Bitcoin price appreciation from $93,390.22 per Bitcoin as of December 31, 2024, to $107,753.95 per Bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $569,692 for the six months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Bitcoin, less the Sponsor’s Fee of $2,975. Net assets increased to $4,743,906 at June 30, 2025, a 34% increase for the six-month period. The increase in net assets resulted from the aforementioned Bitcoin price appreciation and the contribution of approximately 8,897 Bitcoin with a value of $877,581 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 2,853 Bitcoin with a value of $253,401 from the Trust, and the withdrawal of approximately 31 Bitcoin to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of Bitcoin on principal market	$58,745.18	$107,753.95
Principal Market NAV per Share(1)	$25.98	$47.72
Principal Market NAV(1)	$3,188,711,898	$4,743,905,971
Index Price	$58,731.82	$107,786.57
NAV per Share(2)	$25.97	$47.74
NAV(2)	$3,187,986,712	$4,745,342,078

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Bitcoin based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Bitstamp by Robinhood, Kraken, LMAX Digital, Crypto.com, Bullish, and Bitfinex. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Bitcoin Industry and Market—Bitcoin Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$85,923.79	$111,226.68	5/22/2025	$53,461.36	8/5/2024	$107,786.57	$107,786.57
Twelve months ended June 30, 2026	$90,692.43	$125,481.71	10/6/2025	$58,731.82	6/30/2026	$58,731.82	$58,731.82
July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$88,410.29	$125,481.71	10/6/2025	$53,461.36	8/5/2024	$58,731.82	$58,731.82

The following table illustrates the movements in the Digital Asset Market price of Bitcoin, as reported on the Trust’s principal market, from July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$85,925.34	$111,241.94	5/22/2025	$53,469.64	8/5/2024	$107,753.95	$107,753.95
Twelve months ended June 30, 2026	$90,700.71	$125,492.00	10/6/2025	$58,745.18	6/30/2026	$58,745.18	$58,745.18
July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$88,415.35	$125,492.00	10/6/2025	$53,469.64	8/5/2024	$58,745.18	$58,745.18

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

BTC Premium/(Discount): BTC Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from July 31, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of BTC Redeemed	Average Price Paid per Share of BTC(1)

April 1, 2026 - April 30, 2026	500,000	$32.46
May 1, 2026 - May 31, 2026	700,000	33.39
June 1, 2026 - June 30, 2026	2,270,000	27.39
Total	3,470,000	$29.33
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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Mini Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer
(Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.